Form 10-Q
period 2003-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C
filed 2003-08-13
CIK 870229, 872121, 873739, 860745, 863835, 863837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                        III-A 73-1352993
                                        III-B 73-1358666
                                        III-C 73-1356542
                                        III-D 73-1357374
                                        III-E 73-1367188
         Oklahoma                       III-F 73-1377737
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,134,385        $  718,665
   Accounts receivable:
      Related party (Note 2)                           -               888
      Oil and gas sales                          685,324           617,187
                                              ----------        ----------
        Total current assets                  $1,819,709        $1,336,740

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 893,455           867,774

DEFERRED CHARGE                                  229,791           260,836
                                              ----------        ----------
                                              $2,942,955        $2,465,350
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   68,521        $   86,580
   Gas imbalance payable                          27,471            27,471
                                              ----------        ----------
        Total current liabilities             $   95,992        $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                          $   24,706        $   33,171
   Asset retirement obligation
      (Note 1)                                   111,916                 -
                                              ----------        ----------
        Total long-term liabilities           $  136,622        $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   78,236)      ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 units               2,788,577         2,405,219
                                              ----------        ----------
        Total Partners' capital               $2,710,341        $2,318,128
                                              ----------        ----------
                                              $2,942,955        $2,465,350
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,050,221        $1,028,672
   Interest income                                 1,683             1,285
                                              ----------        ----------
                                              $1,051,904        $1,029,957

COSTS AND EXPENSES:
   Lease operating                            $  115,798        $  201,781
   Production tax                                 75,644            27,316
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,091            69,610
   General and administrative
      (Note 2)                                    80,292            74,563
                                              ----------        ----------
                                              $  303,825        $  373,270
                                              ----------        ----------

NET INCOME                                    $  748,079        $  656,687
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   77,528        $   71,805
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  670,551        $  584,882
                                              ==========        ==========
NET INCOME per unit                           $     2.54        $     2.22
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,291,893        $1,988,020
   Interest income                                 3,112             3,654
                                              ----------        ----------
                                              $2,295,005        $1,991,674

COSTS AND EXPENSES:
   Lease operating                            $  215,520        $  425,563
   Production tax                                167,942            67,258
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  88,315           169,056
   General and administrative
      (Note 2)                                   163,604           164,674
                                              ----------        ----------
                                              $  635,381        $  826,551
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,659,624        $1,165,123

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       673)                -
                                              ----------        ----------
NET INCOME                                    $1,681,951        $1,165,123
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  173,593        $  131,362
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,485,358        $1,033,761
                                              ==========        ==========
NET INCOME per unit                           $     5.63        $     3.92
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,658,951       $1,165,123
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          673                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 88,315          169,056
      Decrease in accounts receivable -
        related party                                  10                -
      Increase in accounts receivable -
        oil and gas sales                     (    68,137)     (   108,009)
      Decrease in deferred charge                  31,045           53,074
      Decrease in accounts payable            (    18,059)     (    38,070)
      Decrease in accrued liability           (     8,465)               -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,684,333       $1,241,174
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    2,811)     ($   89,823)
   Proceeds from sale of oil and gas
      properties                                      936                -
                                               ----------       ----------
Net cash used by investing activities         ($    1,875)     ($   89,823)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,266,738)     ($1,331,465)
                                               ----------       ----------
Net cash used by financing activities         ($1,266,738)     ($1,331,465)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $  415,720      ($  180,114)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            718,665          874,852
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,134,385       $  694,738
                                               ==========       ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  589,292        $  397,754
   Accounts receivable:
      Related party (Note 2)                           -               586
      Oil and gas sales                          377,926           346,664
                                              ----------        ----------
        Total current assets                  $  967,218        $  745,004

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 489,805           461,645

DEFERRED CHARGE                                  184,282           184,282
                                              ----------        ----------
                                              $1,641,305        $1,390,931
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   50,258        $   57,077
   Gas imbalance payable                          12,396            12,396
                                              ----------        ----------
        Total current liabilities             $   62,654        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,911        $   12,518
   Asset retirement obligation
      (Note 1)                                    78,006                 -
                                              ----------        ----------
        Total long-term liabilities           $   87,917        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   40,171)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 units               1,530,905         1,357,494
                                              ----------        ----------
        Total Partners' capital               $1,490,734        $1,308,940
                                              ----------        ----------
                                              $1,641,305        $1,390,931
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $571,366          $609,122
   Interest income                                   867               649
                                                --------          --------
                                                $572,233          $609,771

COSTS AND EXPENSES:
   Lease operating                              $ 51,536          $141,751
   Production tax                                 41,999            24,938
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  23,509            41,373
   General and administrative
      (Note 2)                                    46,246            40,967
                                                --------          --------
                                                $163,290          $249,029
                                                --------          --------

NET INCOME                                      $408,943          $360,742
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 64,502          $ 59,806
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $344,441          $300,936
                                                ========          ========
NET INCOME per unit                             $   2.49          $   2.17
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003                2002
                                             ------------         ----------

REVENUES:
   Oil and gas sales                          $1,271,941          $1,207,706
   Interest income                                 1,626               1,938
                                              ----------          ----------
                                              $1,273,567          $1,209,644

COSTS AND EXPENSES:
   Lease operating                            $  117,659          $  291,184
   Production tax                                 95,655              57,883
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  57,577             103,177
   General and administrative
      (Note 2)                                    94,667              94,016
                                              ----------          ----------
                                              $  365,558          $  546,260
                                              ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  908,009          $  663,384

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       586)                  -
                                              ----------          ----------
NET INCOME                                    $  907,423          $  663,384
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $  144,012          $  113,662
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $  763,411          $  549,722
                                              ==========          ==========
NET INCOME per unit                           $     5.52          $     3.97
                                              ==========          ==========
UNITS OUTSTANDING                                138,336             138,336
                                              ==========          ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $907,423        $663,384
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         586               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                57,577         103,177
      Decrease in accounts receivable -
        related party (Note 2)                         7               -
      Increase in accounts receivable -
        oil and gas sales                      (  31,262)      (  72,521)
      Decrease in deferred charge                      -          44,544
      Decrease in accounts payable             (   6,819)      (  12,520)
      Decrease in accrued liability            (   2,607)              -
                                                --------        --------
Net cash provided by operating
   activities                                   $924,905        $726,064
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  8,226)      ($ 59,823)
   Proceeds from sale of oil and gas
      properties                                     488               -
                                                --------        --------
Net cash used by investing activities          ($  7,738)      ($ 59,823)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($725,629)      ($790,506)
                                                --------        --------
Net cash used by financing activities          ($725,629)      ($790,506)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $191,538       ($124,265)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           397,754         494,899
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $589,292        $370,634
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  953,287        $  480,424
   Accounts receivable:
      Oil and gas sales                          645,214           518,374
                                              ----------        ----------
        Total current assets                  $1,598,501        $  998,798

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,788,160         1,694,533

DEFERRED CHARGE                                   57,867            57,867
                                              ----------        ----------
                                              $3,444,528        $2,751,198
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  134,930        $  143,943
   Gas imbalance payable                          43,923            43,923
                                              ----------        ----------
        Total current liabilities             $  178,853        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                          $  196,167        $  196,167
   Asset retirement obligation
      (Note 1)                                   193,621                 -
                                              ----------        ----------
        Total long-term liabilities           $  389,788        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  135,954)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 units               3,011,841         2,517,801
                                              ----------        ----------
        Total Partners' capital               $2,875,887        $2,367,165
                                              ----------        ----------
                                              $3,444,528        $2,751,198
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $963,616          $714,982
   Interest income                               1,358               817
   Gain on sale of oil and gas
      properties                                     -            17,501
                                              --------          --------
                                              $964,974          $733,300

COSTS AND EXPENSES:
   Lease operating                            $154,137          $107,043
   Production tax                               70,257            41,549
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                55,846            68,651
   General and administrative
      (Note 2)                                  75,020            69,287
                                              --------          --------
                                              $355,260          $286,530
                                              --------          --------

NET INCOME                                    $609,714          $446,770
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 65,862          $ 50,774
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $543,852          $395,996
                                              ========          ========
NET INCOME per unit                           $   2.23          $   1.62
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,119,331        $1,285,551
   Interest income                                 2,325             2,026
   Gain on sale of oil and gas
      properties                                       -            17,501
                                              ----------        ----------
                                              $2,121,656        $1,305,078

COSTS AND EXPENSES:
   Lease operating                            $  318,469        $  294,886
   Production tax                                144,691            73,777
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  99,556           136,143
   General and administrative
      (Note 2)                                   152,858           153,662
                                              ----------        ----------
                                              $  715,574        $  658,468
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,406,082        $  646,610

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,317                 -
                                              ----------        ----------
NET INCOME                                    $1,408,399        $  646,610
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  149,359        $   76,711
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,259,040        $  569,899
                                              ==========        ==========
NET INCOME per unit                           $     5.15        $     2.33
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                              ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,408,399       $646,610
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     2,317)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 99,556        136,143
      Gain on sale of oil and gas
        properties                                      -      (  17,501)
      Increase in accounts receivable -
        oil and gas sales                     (   126,840)     (  93,527)
      Increase (decrease) in accounts
        payable                               (     9,013)         9,450
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,369,785       $681,175
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   18,401)     ($  7,408)
   Proceeds from sale of oil and gas
      properties                                   21,156         18,970
                                               ----------       --------
Net cash provided by investing
   activities                                  $    2,755       $ 11,562
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  899,677)     ($600,604)
                                               ----------       --------
Net cash used by financing activities         ($  899,677)     ($600,604)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  472,863       $ 92,133

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            480,424        371,012
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  953,287       $463,145
                                               ==========       ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  613,783        $  306,024
   Accounts receivable:
      Oil and gas sales                          463,271           386,024
                                              ----------        ----------
        Total current assets                  $1,077,054        $  692,048

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 810,242           755,553

DEFERRED CHARGE                                   10,949            10,949
                                              ----------        ----------
                                              $1,898,245        $1,458,550
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  127,781        $  171,347
                                              ----------        ----------
        Total current liabilities             $  127,781        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  251,798        $  251,798
   Asset retirement obligation
      (Note 1)                                   108,623                 -
                                              ----------        ----------
        Total long-term liabilities           $  360,421        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,724)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 units               1,448,767         1,086,354
                                              ----------        ----------
        Total Partners' capital               $1,410,043        $1,035,405
                                              ----------        ----------
                                              $1,898,245        $1,458,550
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Oil and gas sales                            $668,883        $525,911
   Interest income                                   859             328
   Gain on sale of oil and gas
      properties                                       -          15,250
                                                --------        --------
                                                $669,742        $541,489

COSTS AND EXPENSES:
   Lease operating                              $157,071        $128,699
   Production tax                                 48,436          38,157
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,539          28,844
   General and administrative
      (Note 2)                                    44,942          39,555
                                                --------        --------
                                                $283,988        $235,255
                                                --------        --------

NET INCOME                                      $385,754        $306,234
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 41,508        $ 33,187
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $344,246        $273,047
                                                ========        ========
NET INCOME per unit                             $   2.63        $   2.08
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,526,694        $934,938
   Interest income                                 1,401             761
   Gain on sale of oil and gas
      properties                                       -          15,250
                                              ----------        --------
                                              $1,528,095        $950,949

COSTS AND EXPENSES:
   Lease operating                            $  305,379        $322,205
   Production tax                                107,434          66,519
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  52,731          56,842
   General and administrative
      (Note 2)                                    91,248          90,433
                                              ----------        --------
                                              $  556,792        $535,999
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  971,303        $414,950

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,875               -
                                              ----------        --------
NET INCOME                                    $  974,178        $414,950
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $  101,765        $ 46,535
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  872,413        $368,415
                                              ==========        ========
NET INCOME per unit                           $     6.66        $   2.81
                                              ==========        ========
UNITS OUTSTANDING                                131,008         131,008
                                              ==========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $974,178        $414,950
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   2,875)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                52,731          56,842
      Gain on sale of oil and gas
        properties                                     -       (  15,250)
      Increase in accounts receivable -
        oil and gas sales                      (  77,247)      (  76,805)
      Decrease in accounts payable             (  43,566)      (  45,106)
                                                --------        --------
Net cash provided by operating
   activities                                   $903,221        $334,631
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,359)      ($ 49,995)
   Proceeds from the sale of oil and
      gas properties                              15,437          16,281
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $  4,078       ($ 33,714)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($599,540)      ($177,360)
                                                --------        --------
Net cash used by financing activities          ($599,540)      ($177,360)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $307,759        $123,557

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           306,024         160,008
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $613,783        $283,565
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,       December 31,
                                                   2003             2002
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,378,274       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,310,707          924,827
                                                ----------       ----------
        Total current assets                    $2,688,981       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,730,713        2,646,994

DEFERRED CHARGE                                     60,913           69,176
                                                ----------       ----------
                                                $5,480,607       $4,442,417
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  451,365       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  454,101       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     262,879                -
                                                ----------       ----------
        Total long-term liabilities             $  591,511       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  158,200)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,593,195        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $4,434,995       $3,242,001
                                                ----------       ----------
                                                $5,480,607       $4,442,417
                                                ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,770,613        $1,519,382
   Interest income                                 1,341                76
                                              ----------        ----------
                                              $1,771,954        $1,519,458

COSTS AND EXPENSES:
   Lease operating                            $  641,720        $  728,630
   Production tax                                159,532           104,166
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,536            64,451
   General and administrative
      (Note 2)                                   123,059           117,443
                                              ----------        ----------
                                              $  994,847        $1,014,690
                                              ----------        ----------

NET INCOME                                    $  777,107        $  504,768
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   83,925        $   56,270
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  693,182        $  448,498
                                              ==========        ==========
NET INCOME per unit                           $     1.66        $     1.07
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,977,639        $2,898,815
   Interest income                                 2,268               916
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $3,981,755        $2,899,731

COSTS AND EXPENSES:
   Lease operating                            $1,339,437        $1,513,311
   Production tax                                273,470           183,033
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 182,137           144,519
   General and administrative
      (Note 2)                                   249,143           253,069
                                              ----------        ----------
                                              $2,044,187        $2,093,932
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,937,568        $  805,799

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $1,940,293        $  805,799
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  209,783        $   93,495
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,730,510        $  712,304
                                              ==========        ==========
NET INCOME per unit                           $     4.14        $     1.70
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,940,293      $805,799
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  182,137       144,519
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   385,880)    ( 277,362)
      Decrease in deferred charge                     8,263             -
      Decrease in accounts payable              (   295,394)    ( 241,694)
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $1,322,557      $431,262
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,738)    ($344,108)
   Proceeds from sale of oil and gas
      properties                                     17,334           551
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                    $    1,596     ($343,557)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  747,299)    ($ 11,928)
                                                 ----------      --------
Net cash used by financing activities           ($  747,299)    ($ 11,928)
                                                 ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  576,854      $ 75,777

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,378,274      $515,801
                                                 ==========      ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2003             2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  550,740       $  284,588
   Accounts receivable:
      Oil and gas sales                           572,275          348,300
                                               ----------       ----------
        Total current assets                   $1,123,015       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,770,075        1,764,313

DEFERRED CHARGE                                    26,052           29,946
                                               ----------       ----------
                                               $2,919,142       $2,427,147
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   91,122       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   93,417       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  126,076       $  118,005
   Asset retirement obligation
      (Note 1)                                    140,398                -
                                               ----------       ----------
        Total long-term liabilities            $  266,474       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  140,520)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,699,771        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,559,251       $2,085,416
                                               ----------       ----------
                                               $2,919,142       $2,427,147
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                 2003             2002
                                               --------         --------

REVENUES:
   Oil and gas sales                           $639,889         $446,409
   Interest income                                  499              358
                                               --------         --------
                                               $640,388         $446,767

COSTS AND EXPENSES:
   Lease operating                             $151,930         $146,619
   Production tax                                50,730           27,836
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 31,607           49,521
   General and administrative
      (Note 2)                                   69,137           63,528
                                               --------         --------
                                               $303,404         $287,504
                                               --------         --------

NET INCOME                                     $336,984         $159,263
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 18,089         $  9,926
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $318,895         $149,337
                                               ========         ========
NET INCOME per unit                            $   1.44         $    .68
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                2003              2002
                                             ----------         --------

REVENUES:
   Oil and gas sales                         $1,487,065         $862,581
   Interest income                                  933              923
   Gain on abandonment                              903                -
                                             ----------         --------
                                             $1,488,901         $863,504

COSTS AND EXPENSES:
   Lease operating                           $  309,559         $253,183
   Production tax                                82,213           42,660
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                140,158          103,979
   General and administrative
      (Note 2)                                  140,568          141,093
                                             ----------         --------
                                             $  672,498         $540,915
                                             ----------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $  816,403         $322,589

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                -
                                             ----------         --------
NET INCOME                                   $  820,115         $322,589
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $   46,381         $ 20,242
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  773,734         $302,347
                                             ==========         ========
NET INCOME per unit                          $     3.49         $   1.37
                                             ==========         ========
UNITS OUTSTANDING                               221,484          221,484
                                             ==========         ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $820,115        $322,589
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   3,712)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               140,158         103,979
      Gain on abandonment                      (     903)              -
      Increase in accounts receivable -
        oil and gas sales                      ( 223,975)      (  59,005)
      Decrease in deferred charge                  3,894               -
      Increase (decrease) in accounts
        payable                                (  27,619)         16,332
      Decrease in accrued liability -
        other                                  ( 102,690)              -
      Increase in accrued liability                8,071               -
                                                --------        --------
Net cash provided by operating
   activities                                   $613,339        $383,895
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,259)      ($  5,282)
   Proceeds from the sale of oil
      and gas properties                          11,352           1,093
                                                --------        --------
Net cash used by investing activities          ($    907)      ($  4,189)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($346,280)      ($342,446)
                                                --------        --------
Net cash used by financing activities          ($346,280)      ($342,446)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $266,152        $ 37,260

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,588         144,433
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $550,740        $181,693
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2003, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2003, the results of operations for three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


ACCRUED LIABILITY - OTHER
---------------------------

      The accrued liability - other at December 31, 2002 for the III-E and III-F Partnerships represents a charge accrued for the payment of refund amounts to royalty and overriding royalty interest owners in relation to the R.W. Scott Investments, LLC v. Samson Resources Company lawsuit. Such amounts were repaid during the first quarter of 2003.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                           Increase            in
                              in           Net Income
                          Capitalized       for the
                          Cost of Oil      Change in          Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $2,000, $2,000, $3,000, $2,000, $11,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $3,000, $2,000, $5,000, $3,000, $8,000, and $5,000,
      respectively.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 10,824               $ 69,468
               III-B                    9,841                 36,405
               III-C                   10,667                 64,353
               III-D                   10,466                 34,476
               III-E                   12,989                110,070
               III-F                   10,853                 58,284

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 24,668               $138,936
               III-B                   21,857                 72,810
               III-C                   24,152                128,706
               III-D                   22,296                 68,952
               III-E                   29,003                220,140
               III-F                   24,000                116,568

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                               Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  III-A          November 22, 1989           $26,397,600
                  III-B          January 24, 1990             13,833,600
                  III-C          February 27, 1990            24,453,600
                  III-D          September 5, 1990            13,100,800
                  III-E          December 26, 1990            41,826,600
                  III-F          March 7, 1991                22,148,400

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures for the III-D and III-E Partnerships totaled $49,995 and $344,108, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa County, Florida, in which the
      Partnerships own working interests of approximately 0.7% and 4.7%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial            Extensions       Current
      Partnership   Termination Date       Exercised    Termination Date
      -----------   -----------------      ---------    -----------------
         III-A      November 22, 1999           2       November 22, 2003
         III-B      January 24, 2000            2       January 24, 2004
         III-C      February 28, 2000           2       February 28, 2004
         III-D      September 5, 2000           2       September 5, 2004
         III-E      December 26, 2000           2       December 26, 2004
         III-F      March 7, 2001               2       March 7, 2005

      The General Partner currently intends to extend the terms of the III-A, III-B, and III-C Partnerships for their third extension period, but has not yet determined whether it intends to further extend the terms of any other Partnerships.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                            Increase           in
                              in           Net Income
                          Capitalized       for the
                           Cost of Oil     Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30,

      2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $3,000, $2,000, $4,000, $3,000, $11,000, and
      $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              60,496        3,866,700
         Production                              (13,075)      (  158,528)
         Revisions of previous
            estimates                              3,790           49,870
                                                  ------        ---------

      Proved reserves, March 31, 2003             51,211        3,758,042
         Production                              (12,045)      (  110,375)
         Revisions of previous
            estimates                             13,010          799,504
                                                  ------        ---------

      Proved reserves, June 30, 2003              52,176        4,447,171
                                                  ======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              46,684        1,676,027
         Production                              ( 9,175)      (   80,507)
         Revisions of previous
            estimates                              2,237           23,613
                                                  ------        ---------

      Proved reserves, March 31, 2003             39,746        1,619,133
         Production                              (17,445)      (  131,405)
         Revisions of previous
            estimates                             14,485          443,482
                                                  ------        ---------

      Proved reserves, June 30, 2003              36,786        1,931,210
                                                  ======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             110,916        4,928,613
         Production                             (  5,914)      (  181,104)
         Revisions of previous
            estimates                                876       (   18,213)
                                                 -------        ---------

      Proved reserves, March 31, 2003            105,878        4,729,296
         Production                             (  3,660)      (  170,277)
         Revisions of previous
            estimates                                184          590,139
                                                 -------        ---------

      Proved reserves, June 30, 2003             102,402        5,149,158
                                                 =======        =========


                                III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             236,192        2,667,538
         Production                             (  8,579)      (  113,755)
         Revisions of previous
            estimates                                800       (   18,987)
                                                 -------        ---------

      Proved reserves, March 31, 2003            228,413        2,534,796
         Production                             (  6,342)      (  105,200)
         Revisions of previous
            estimates                           ( 40,773)         177,661
                                                 -------        ---------

      Proved reserves, June 30, 2003             181,298        2,607,257
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2002             1,259,858       7,254,259
         Production                             (   33,458)     (  198,493)
         Revisions of previous
            estimates                           (    5,741)     (   60,612)
                                                 ---------       ---------

      Proved reserves, March 31, 2003            1,220,659       6,995,154
         Production                             (   29,243)     (  242,845)
         Extensions and discoveries                    310          20,701
         Revisions of previous
            estimates                           (  320,192)         74,885
                                                 ---------       ---------

      Proved reserves, June 30, 2003               871,534       6,847,895
                                                 =========       =========


                                III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             224,872        4,664,302
         Production                             (  5,382)      (  137,370)
         Revisions of previous
            estimates                             13,058           98,851
                                                 -------        ---------

      Proved reserves, March 31, 2003            232,548        4,625,783
         Production                             (  4,914)      (   84,148)
         Extensions and discoveries                  266           17,879
         Revisions of previous
            estimates                             66,707       (   65,453)
                                                 -------        ---------

      Proved reserves, June 30, 2003             294,607        4,494,061
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                       Net Present Value of Reserves
                                -----------------------------------------
           Partnership            6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
              III-A             $11,647,087    $10,867,772    $10,583,968
              III-B               5,431,520      5,089,897      5,037,182
              III-C              13,014,415     12,887,263     12,473,256
              III-D               7,346,844      7,660,816      7,655,634
              III-E              17,663,675     20,366,791     20,987,455
              III-F              10,522,138     10,485,701     10,539,573

                                           Oil and Gas Prices
                                -----------0-----------------------------
             Pricing              6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
           Oil (per barrel)     $     27.00    $     27.75    $     28.00
           Gas (per Mcf)               5.18           5.06           4.74

      The Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida is a material oil and gas property for the III-D and III-E Partnerships. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in natural gas and particularly oil prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property has been reduced and at times has been negative. This property is very sensitive to changes in oil prices and production volumes. Until the operator completes repairs, drilling, and plugging activities, this property's cash flows could continue to be low or negative despite relatively high oil and gas prices. Compared to March 31, 2003 reserve estimates, the June 30, 2003 reserve estimates include a significant downward adjustment in future oil production as well as an increase in estimated future operating expenses, thereby reducing reserve value estimates. These changes have been made as a result of the continued performance (reduced oil production and higher production expenses over the last several months) associated with this property. While Geodyne has received verbal assurances from ExxonMobil that production issues were expected to improve, this has not been evidenced in results to date.

      In addition, estimated gas reserves and the related estimated net present value for the III-E and III-F Partnerships have been reduced from the March 31, 2003 quarter as a result of a review of recent production information on the Trail Unit located in Sweetwater County, Wyoming. This significant property has recently experienced a greater than anticipated decline in gas production, indicating that the ultimate production may be lower than the previous estimate.

      The III-A, III-B, III-C, and III-D Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *   Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *   The level of consumer demand and overall economic activity;
      *   The competitiveness of alternative fuels;
      *   Weather conditions;
      *   The availability of pipelines for transportation; and
      *   Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,050,221       $1,028,672
      Oil and gas production expenses           $  191,442       $  229,097
      Barrels produced                              12,045            9,322
      Mcf produced                                 110,375          226,274
      Average price/Bbl                         $    28.48       $    24.93
      Average price/Mcf                         $     6.41       $     3.52

      As shown in the table above, total oil and gas sales increased $21,549 (2.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $43,000 and $319,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $68,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $408,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,723 barrels, while volumes of gas sold decreased 115,899 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production during the three months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. This increase was partially offset by a decline in production during the three months ended June 30, 2003 on another significant well following the recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the three months ended June 30, 2003 on one significant well following a workover of that well during early 2002 and (ii) normal declines in production. Average oil and gas prices increased to $28.48 per barrel and $6.41 per Mcf, respectively, for the three months ended June 30, 2003 from $24.93 per barrel and $3.52 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,655 (16.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses on two significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 18.2% for the three months ended June 30, 2003 from 22.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,519 (53.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the (i) decreases in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended June 30, 2003 from 6.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,729 (7.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended June 30, 2003 from 7.2% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,291,893       $1,988,020
      Oil and gas production expenses           $  383,462       $  492,821
      Barrels produced                              25,120           27,622
      Mcf produced                                 268,903          519,631
      Average price/Bbl                         $    30.11       $    21.73
      Average price/Mcf                         $     5.71       $     2.67

      As shown in the table above, total oil and gas sales increased $303,873 (15.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $210,000 and $817,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $54,000 and $669,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,502 barrels and 250,728 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a decline in production during the six months ended June 30, 2003 on several wells following recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the six months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the six months ended June 30, 2003 on two significant wells following workovers of those wells during early 2002,
      (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002, and (iii) normal declines in production. Average oil and gas prices increased to $30.11 per barrel and $5.71 per Mcf, respectively, for the six months ended June 30, 2003 from $21.73 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $109,359 (22.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002, and (iii) workover expenses incurred on two significant wells during the six months ended June 30, 2002.

      As a percentage of oil and gas sales, these expenses decreased to 16.7% for the six months ended June 30, 2003 from 24.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $80,741 (47.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% for the six months ended June 30, 2003 from 8.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the six months ended June 30, 2003 from 8.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $35,050,701  or  132.78%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $571,366        $609,122
      Oil and gas production expenses             $ 93,535        $166,689
      Barrels produced                               8,270           6,782
      Mcf produced                                  50,898         123,700
      Average price/Bbl                           $  28.34        $  25.51
      Average price/Mcf                           $   6.62        $   3.53

      As shown in the table above, total oil and gas sales decreased $37,756 (6.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this decrease, approximately $257,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately (i) $23,000 and $158,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $38,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,488 barrels, while volumes of gas sold decreased 72,802 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production during the three months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. This increase was partially offset by a decline in production during the three months ended June 30, 2003 on another significant well following the recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the three months ended June 30, 2003 on one significant well following a workover of that well during early 2002 and (ii) normal declines in production. Average oil and gas prices increased to $28.34 per barrel and $6.62 per Mcf, respectively, for the three months ended June 30, 2003 from $25.51 per barrel and $3.53 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $73,154 (43.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on two significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the three months ended June 30, 2003 from 27.4% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,864 (43.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended June 30, 2003 from 6.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,279 (12.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of the audit fees paid. As a percentage of oil and gas sales, these expenses increased to 8.1% for the three months ended June 30, 2003 from 6.7% for the three months ended June 30, 2002. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2003            2002
                                                ----------      ----------
      Oil and gas sales                         $1,271,941      $1,207,706
      Oil and gas production expenses           $  213,314      $  349,067
      Barrels produced                              17,445          20,217
      Mcf produced                                 131,405         288,670
      Average price/Bbl                         $    30.17      $    22.00
      Average price/Mcf                         $     5.67      $     2.64

      As shown in the table above, total oil and gas sales increased $64,235 (5.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $143,000 and $398,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $61,000 and $416,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,772 barrels and 157,265 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a decline in production during the six months ended June 30, 2003 on several wells following recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the six months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the six months ended June 30, 2003 on two significant wells following workovers of those wells during early 2002,
      (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002, and (iii) normal declines in production. Average oil and gas prices increased to $30.17 per barrel and $5.67 per Mcf, respectively, for the six months ended June 30, 2003 from $22.00 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $135,753 (38.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the six months ended June 30, 2003 from 28.9% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $45,600 (44.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.5% for the six months ended June 30, 2003 from 8.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the six months ended June 30, 2003 from 7.8% for the six months ended June 30, 2002.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $20,016,353  or  144.69%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2003             2002
                                                --------         --------
      Oil and gas sales                         $963,616         $714,982
      Oil and gas production expenses           $224,394         $148,592
      Barrels produced                             3,660            2,650
      Mcf produced                               170,277          219,475
      Average price/Bbl                         $  28.47         $  25.32
      Average price/Mcf                         $   5.05         $   2.95

      As shown in the table above, total oil and gas sales increased $248,634 (34.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $357,000 was related to an increase in the average price of gas sold and (ii) $26,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $145,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,010 barrels, while volumes of gas sold decreased 49,198 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during three months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful completion of that well during early 2003. Average oil and gas prices increased to $28.47 per barrel and $5.05 per Mcf, respectively, for the three months ended June 30, 2003 from $25.32 per barrel and $2.95 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $75,802 (51.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.3% for the three months ended June 30, 2003 from 20.8% for the three months ended June 30, 2002. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,805 (18.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.8% for the three months ended June 30, 2003 from 9.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,733 (8.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended June 30, 2003 from 9.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,119,331       $1,285,551
      Oil and gas production expenses           $  463,160       $  368,663
      Barrels produced                               9,574            6,342
      Mcf produced                                 351,381          428,726
      Average price/Bbl                         $    30.51       $    22.25
      Average price/Mcf                         $     5.20       $     2.67

      As shown in the table above, total oil and gas sales increased $833,780 (64.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $889,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $206,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,232 barrels, while volumes of gas sold decreased 77,345 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful completion of that well during early 2003. Average oil and gas prices increased to $30.51 per barrel and $5.20 per Mcf, respectively, for the six months ended June 30, 2003 from $22.25 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $94,497 (25.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) lower workover expenses incurred on one significant well during the six months ended June 30, 2003 than similar expenses incurred on the same well during the six months ended June 30, 2002, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the six months ended June 30, 2003 from 28.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,587 (26.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the six months ended June 30, 2003 from 10.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the six months ended June 30, 2003 from 12.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $26,438,795  or  108.12%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2003              2002
                                                --------          --------
      Oil and gas sales                         $668,883          $525,911
      Oil and gas production expenses           $205,507          $166,856
      Barrels produced                             6,342             5,572
      Mcf produced                               105,200           139,629
      Average price/Bbl                         $  24.52          $  22.87
      Average price/Mcf                         $   4.88          $   2.85

      As shown in the table above, total oil and gas sales increased $142,972 (27.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $213,000 was related to an increase in the average price of gas sold and (ii) $18,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $98,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 770 barrels, while volumes of gas sold decreased 34,429 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to
      (i) the shutting-in of two significant wells during the three months ended June 30, 2003 in order to perform workovers on those wells and (ii) positive prior period volume adjustments made by the purchasers on two other significant wells during the three months ended June 30, 2002. The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $24.52 per barrel and $4.88 per Mcf, respectively, for the three months ended June 30, 2003 from $22.87 per barrel and $2.85 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,651 (23.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 30.7% for the three months ended June 30, 2003 from 31.7% for the three months ended June 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,695 (16.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to substantial downward revisions in the estimates of remaining oil and gas reserves on one significant well during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 5.0% for three months ended June 30, 2003 from 5.5% for the three months ended June 30, 2002.

      General and administrative expenses increased $5,387 (13.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 6.7% for three months ended June 30, 2003 from 7.5% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2003             2002
                                                ----------        --------
      Oil and gas sales                         $1,526,694        $934,938
      Oil and gas production expenses           $  412,813        $388,724
      Barrels produced                              14,921          12,082
      Mcf produced                                 218,955         268,559
      Average price/Bbl                         $    27.41        $  19.78
      Average price/Mcf                         $     5.10        $   2.59

      As shown in the table above, total oil and gas sales increased $591,756 (63.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $114,000 and $550,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $129,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,839 barrels, while volumes of gas sold decreased 49,604 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $27.41 per barrel and $5.10 per Mcf, respectively, for the six months ended June 30, 2003 from $19.78 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,089 (6.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) lower workover expenses incurred on another significant well during the six months ended June 30, 2003 than similar expenses incurred on the same well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 27.0% for the six months ended June 30, 2003 from 41.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,111 (7.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2003 from 6.1% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the six months ended June 30, 2003 from 9.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $14,570,669  or  111.22%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,770,613       $1,519,382
      Oil and gas production expenses           $  801,252       $  832,796
      Barrels produced                              29,243           34,145
      Mcf produced                                 242,845          239,622
      Average price/Bbl                         $    23.67       $    22.67
      Average price/Mcf                         $     4.44       $     3.11

      As shown in the table above, total oil and gas sales increased $251,231 (16.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $29,000 and $323,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $111,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,902 barrels, while volumes of gas sold increased

      3,223 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $23.67 per barrel and $4.44 per Mcf, respectively, for the three months ended June 30, 2003 from $22.67 per barrel and $3.11 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,544 (3.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to a decrease in workover expenses incurred on several wells within one unit during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 45.3% for the three months ended June 30, 2003 from 54.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,085 (9.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended June 30, 2003 from 4.2% for the three months ended June 30, 2002.

      General and administrative expenses increased $5,616 (4.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.0% for the three months ended June 30, 2003 from 7.7% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $3,977,639       $2,898,815
      Oil and gas production expenses           $1,612,907       $1,696,344
      Barrels produced                              62,701           71,745
      Mcf produced                                 441,338          566,216
      Average price/Bbl                         $    26.53       $    19.38
      Average price/Mcf                         $     5.24       $     2.66

      As shown in the table above, total oil and gas sales increased $1,078,824 (37.2%) for the six months ended June

      30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $448,000 and $1,139,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $175,000 and $333,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,044 barrels and 124,878 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the six months ended June 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $26.53 per barrel and $5.24 per Mcf, respectively, for the six months ended June 30, 2003 from $19.38 per barrel and $2.66 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $83,437 (4.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in workover expenses incurred on several wells within one unit during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 40.5% for the six months ended June 30, 2003 from 58.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $37,618 (26.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems, (ii) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the six months ended June 30, 2003, and (iii) downward revisions in the estimates of remaining oil reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.6% for the six months ended June 30, 2003 from 5.0% for the six months ended June 30, 2002.

     General and administrative expenses decreased $3,926 (1.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the six months ended June 30, 2003 from 8.7% for the six months ended June 30, 2002.

     The Limited Partners have received cash distributions through June 30, 2003 totaling $44,987,016 or 107.56% of Limited Partners' capital contributions.

     III-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2003            2002
                                                  --------        --------
     Oil and gas sales                            $639,889        $446,409
     Oil and gas production expenses              $202,660        $174,455
     Barrels produced                                4,914           6,113
     Mcf produced                                   84,148         112,632
     Average price/Bbl                            $  28.46        $  23.07
     Average price/Mcf                            $   5.94        $   2.71

     As shown in the table  above,  total oil and gas sales  increased  $193,480
     (43.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $26,000 and $272,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $28,000 and $77,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,199 barrels and 28,484 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production,
     (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well during the three months ended June 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. Average oil and gas prices increased to $28.46 per barrel and $5.94 per Mcf, respectively, for the three months ended June 30, 2003 from $23.07 per barrel and $2.71 per Mcf, respectively, for the three months ended June 30, 2002.

       Oil and gas production expenses (including lease operating expenses and production taxes) increased $28,205 (16.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 31.7% for the three months ended June 30, 2003 from 39.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

       Depreciation, depletion, and amortization of oil and gas properties decreased $17,914 (36.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and
       (ii) upward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2003 from 11.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

       General and administrative expenses increased $5,609 (8.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended June 30, 2003 from 14.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

       SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2003           2002
                                                 ----------      --------
       Oil and gas sales                          $1,487,065      $862,581
       Oil and gas production expenses            $  391,772      $295,843
       Barrels produced                               10,296        12,552
       Mcf produced                                  221,518       238,195
       Average price/Bbl                          $    29.68      $  20.98
       Average price/Mcf                          $     5.33      $   2.52

       As shown in the table above, total oil and gas sales increased $624,484 (72.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $90,000 and $624,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,256 barrels and 16,677 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (ii) the shutting-in of another significant well during the six months ended June 30, 2003 in order to perform a workover of that well. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $29.68 per barrel and $5.33 per Mcf, respectively, for the six months ended June 30, 2003 from $20.98 per barrel and $2.52 per Mcf, respectively, for the six months ended June 30, 2002.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $95,929 (32.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.3% for the six months ended June 30, 2003 from 34.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

     Depreciation, depletion, and amortization of oil and gas properties increased $36,179 (34.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems. The increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense decreased to 9.4% for the six months ended June 30, 2003 from 12.1% for the six months ended June 30,2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

     General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the six months ended June 30, 2003 from 16.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

       The Limited  Partners have received cash  distributions  through June 30,
       2003  totaling   $17,658,904  or  79.73%  of  Limited  Partners'  capital
       contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                                 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-A Partnership.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-B Partnership.

     99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

     99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

     99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

                                    (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2003          By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2003          By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of August, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.